Form 10-K
HOUSEHOLD CONSUMER LOAN TRUST 1997-1
filed 2000-03-29
CIK 1030621

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

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

                         Yes   X            No

The aggregate principal amount of the Notes held by non-affiliates of the Administrator as of December 31, 1999 was approximately $840 million.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Notes (the
          "Noteholders") was solicited for any purpose during the year ended December 31, 1999.




                         PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Administrator, there is no established public trading market for the Notes. As of March 1, 2000, there were 11 Class A-1 Noteholders, 4 Class A-2 Noteholders and 5 Class A-3 Noteholders, some of whom may be holding Notes for the accounts of others.


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

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A-1, Class A-2 or Class A-3 Notes; (ii) the principal amount of Notes owned by each and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount of the Class A-1, Class A-2 or Class A-3 Notes. The information set forth in the table is based upon information obtained by the Administrator from the Trustee and from The Depository Trust Company as of March 1, 2000. The Administrator is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                             Amount Owned
                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent

Class A-1 Noteholders

Bank of New York                        $ 75,000        10.28%
925 Patterson Plank Road
Secaucus, NJ  07094

HSBC Bank USA/Republic                  $ 46,000         6.30%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243

State Street Bank & Trust Company       $453,600        62.17%
Global Corp. Action Dept. JAB5W
1776 Heritage Drive
NO. Quincy, MA 02171


Class A-2 Noteholders

Bankers Trust Company                   $ 29,500        61.46%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Boston Safe Deposit and                 $  7,500        15.63%
  Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Norwest Bank Minnesota,                 $ 10,000        20.83%
National Association
733 Marquette Avenue
Minneapolis, MN 55479-0056

                                             Amount Owned
                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent

Class A-3 Noteholders

Bankers Trust Company                   $  25,000       40.06%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Boston Safe Deposit and                 $  24,000       38.46%
  Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Citibank, N.A.                          $  62,400       13.46%
P.O. Box 30576
Tampa, FL 33630-3576

Norwest Bank Minnesota N.A.             $  4,500         7.21%
733 Marquette Avenue
Minneapolis, MN 55479-0056


Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Administrator, on behalf of the Issuer, is obligated to prepare, and has so prepared, an Annual Statement for the year 1999, and the Independent Public Accountants are required to prepare an Annual Report as to Compliance for such year. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1999:

               Date of Reports               Items Covered

               October 15, 1999    Item 7. - Statement to
               November 15, 1999   Noteholders with respect
               December 14, 1999   to the distributions on October
                                   14, 1999, November 12, 1999,
                                   and December 14, 1999.

          (c) Exhibit 99. Copy of Annual Statement for the year ended December 31, 1999.

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




                             HOUSEHOLD FINANCE CORPORATION,
                         as Administrator of and on behalf of the

                          HOUSEHOLD CONSUMER LOAN TRUST 1997-1
                                    (Registrant)




Date:  March 29, 2000         By: /s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                           Exhibit Index


Exhibit No.    Exhibit

99             Copy of Annual Statement
               for the year ended
               December 31, 1999